Form 10-K
period 2005-03-07
Accredited Mortgage Loan Trust 2004-3
filed 2005-04-12
CIK 1301550

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2004

            Commission file number of issuing entity: 333-109964-04

                    Accredited Mortgage Loan Trust 2004-3
           (Exact name of issuing entity as specified in its charter)

               Commission file number of registrant: 333-109964

                            Accredited Home Lenders, Inc.
               (Exact name of Registrant as specified in its Charter)

                Delaware                                     33-0426859
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

           15090 Avenue of Science
          San Diego, California                         92128
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (858) 676-2100

          Securities registered pursuant to Section 12(b) of the Act:
                                     none

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [x]

     Indicate by check mark whether the registrant is an accelerated filer
     (as defined in Rule 12b-2 of the Act).  Yes   No X

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter
     NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2004.
     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Not Applicable

     ITEM 2.  Properties.

     Not Applicable

     ITEM 3.  Legal Proceedings.

     None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Note Holders during the fiscal year covered by this report.

     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Notes. Registrant believes the Notes are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     As of December 31, 2004 the number of registered holders of all class of Notes was 25.

     ITEM 6.  Selected Financial Data.

     Not Applicable

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

     ITEM 9A  Controls and Procedures

     Not Applicable

     ITEM 9B. Other Information

     None.

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Indenture governing the Trust, the holders of the Notes generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Noteholders are treated as "voting security" holders.

     As of December 31, 2004, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 1A1
     $69,191,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 1A2
     $18,358,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 1A3
     $48,158,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 1A4
     $24,083,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 1A5
     $31,020,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 1A6
     $21,201,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 1M1
     $9,832,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 1M2
     $7,989,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 1M3
     $6,514,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 1M4
     $2,458,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 1B
     $1,844,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 2A1
     $310,058,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 2A2
     $42,914,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 2A3
     $120,165,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 2A4
     $108,390,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 2A5
     $48,867,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 2A6
     $22,993,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 2M1
     $21,077,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 2M2
     $12,263,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 2M3
     $19,161,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 2M4
     $9,964,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 2M5
     $7,664,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 2M6
     $7,664,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 2M7
     $7,665,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-3
     CLASS 2B
     $15,328,000
     100.0%

     ITEM 13.  Certain Relationships and Related Transactions.
               None

     ITEM 14.  Principal Accountant Fees and Services
               NOT APPLICABLE

     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) All financial statement:

             Exhibit 31   Section 302 Certification

             Exhibit 99.1 Servicer's Annual Statement of Compliance for Year End December 31, 2004

             Exhibit 99.2 Servicer's Annual Independent Accountant's Report for Year End December 31, 2004

             Monthly Remittance Statement to the Certificate holders dated as of September 27, 2004, and filed with the Securities and Exchange Commission on Form 8-K on September 28, 2004.

             Monthly Remittance Statement to the Certificate holders dated as of October 25, 2004, and filed with the Securities and Exchange Commission on Form 8-K on October 29, 2004.

             Monthly Remittance Statement to the Certificate holders dated as of November 26, 2004, and filed with the Securities and Exchange Commission on Form 8-K on November 29, 2004.

             Monthly Remittance Statement to the Certificate holders dated as of December 27, 2004, and filed with the Securities and Exchange Commission on Form 8-K on January 03, 2005.

         (2) Those financial statements schedules required to be filed by Item 8 of this form, and by paragraph (c) below.

         (3) Those exhibits required by Item 601 of Regulation S-K (229.601 of this chapter) and by paragraph (c) below. Identify in the lost each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (c) of this report.

     (b) Registrants shall file, as exhibits to this form, the exhibits required by Item 601 of Regulation S-K (229.601 of this chapter).

     (c) Registrants shall file, as financial statements schedules to this form, the financial statements required by Regulation S-X
        (17 CFR 210) which are exclude from the annual report to shareholders by Rule 14a-3(b) including (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons;
        (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   By: Accredited Home Lenders, Inc.,
                                   as Master Servicer of
                                   Accredited Mortgage Loan Trust 2004-3


                                      By: /s/: James A. Konrath
                                               James A. Konrath
                                               Chief Executive Officer

     Date: April 12, 2005


     EXHIBIT INDEX

     Exhibit Document

      31   Section 302 Certification

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2004

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31, 2004

Exhibit 31

ACCREDITED HOME LENDERS, INC.
OFFICERS CERTIFICATE

I, James A. Konrath, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Accredited Mortgage Loan Trust 2004-3;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement is included in these reports;

4. I am responsible for reviewing the activities by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement that is included in these reports;

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Deutsche Bank National Trust Company, as Trustee.

Date:  April 12, 2005

Accredited Home Lenders Inc., as Master Servicer of Accredited Mortgage Loan Trust 2004-3

/s/:  James A. Konrath
Name:  James A. Konrath
Title:  Chairman of the Board

Exhibit 99.1


ACCREDITED MORTGAE LOAN TRUST 2004-3

OFFICER'S CERTIFICATE
(Section 5.09 of the Sale and Servicing Agreement)

     Pursuant to Section 5.09 of the Sale and Servicing Agreement dated as of August 1, 2004 (the "Agreement"), by and among ACCREDITED MORTGAGE
LOAN REIT TRUST, as Seller (the "Seller"), ACCREDITED HOME LENDERS, INC., as Sponsor (in such capacity, the "Sponsor") and as Master Servicer (in such capacity, the "Master Servicer"), ACCREDITED MORTGAGE LOAN TRUST 2004-3, as Issuer (the "Trust"), COUNTRYWIDE HOME LOANS SERVICING LP, as Backup Servicer (the "Backup Servicer") and DEUTSCHE BANK NATIONAL TRUST COMPANY, as Indenture Trustee (the "Indenture Trustee") ( the "Agreement"), James A. Konrath, Chairman of the Board of the Master Servicer, and Jeffrey W. Crawford, Assistant Secretary of the Master Servicer, hereby state as follows (initially capitalized terms used herein and not otherwise defined have the same meanings as under the Agreement):

1. They are the duly elected, qualified and acting Chairman of the Board and Assistant Secretary, respectively, of the Master Servicer.

2. A review of the activities of the Master Servicer during the preceding calendar year and of its performance under the Agreement has been made under their supervision.

3. To the best of their knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year.

EXECUTED as of the 15th day of March, 2005

/s/: James A. Konrath
James A. Konrath
Chairman of the Board

/s/: Jeffrey W. Crawford
Jeffrey W. Crawford
Assistant Secretary

Exhibit 99.2



Deloitte
Deloitte & Touche LLP

Suite 1900
701 "B" Street
San Diego, CA 92101-8198
USA
Tel: +1 619 232 6500
Fax: +1 619 237 1755
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Accredited Home Lenders, Inc.

We have examined management's assertion that Accredited
Home Lenders, Inc. (the "Company") has complied as of and for the year ended December 31, 2004, with its established minimum servicing standards described in the accompanying Management's
Assertion on Minimum Servicing Standards dated March 30, 2005 related to residential mortgage loans originated or acquired subsequent to November 1, 2000. Management is responsible for the Company's compliance with those minimum servicing standards.
Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated, in all material respects based on the criteria set forth in Appendix I.


/s/:  Deloitte & Touche LLP

March 30, 2005


Member of
Deloitte Touche Tohmatsu

Accredited company logo here


March 15, 2005

Management's Assertion

As of and for the year ended December 31, 2004, Accredited Home Lenders, Inc. (the "Company"), has complied, in all material respects, with the Company's established minimum servicing standards for residential mortgage loans originated or acquired subsequent to November 1, 2000, as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond in the amount of $5 million (except the period from November 1, 2004, through December 31, 2004, for which the amount of the fidelity bond was $10 million) and an errors and omissions policy in the amount of $4.3 million.




/s/: James A. Konrath
     James A. Konrath
     Chief Executive Officer

/s/: Jeffrey Crawford
     Jeffrey Crawford
     Director of Operations

/s/: John Buchanan
     John Buchanan
     Chief Financial Officer


/s/: Michael Bojorquez
     Michael Bojorquez
     Controller


National Headquarters
15090 Avenue of Science
San Diego, CA 92128
T 800.690.6000 F 858.676.2170
www.accredhome.com

APPENDIX I

MIMIMUM SERVICING STANDARDS
AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERICA'S
UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      Be mathematically accurate;
      Be prepared within forty-five (45) calendar days after the cutoff date;
      Be review and approved by someone other than the person who prepared the reconciliation; and
      Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.